Form 10-Q
period 2010-05-31
Gemini Tea Corp.
filed 2010-08-26
CIK 1487202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission File Number: 333-165995

Gemini Tea Corp.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13836 Parkland Blvd SE, Calgary, Alberta, Canada T2J 3X4
(Address of principal executive offices)

(403) 256-2066
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ß232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   .  ☐Yes  ☒No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

As of August 24, 2010, there were 4,000,000 shares of the issuer $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Gemini Tea Corp. (“Gemini”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Gemini’s Form S-1filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported as reported in the Form S-1 filing with the SEC have been omitted.

GEMINI TEA CORP.
(A Development Stage Company)
Balance Sheet
May 31, 2010
(Unaudited)

	May 31,	February 28,
	2010	2010
ASSETS

CURRENT ASSETS

Cash	$6,958	$400
Total Current Assets	6,958	400

TOTAL ASSETS	6,958	400

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Related Party Advances	$515	$515
Related party loan payable	15,000	-
Total Current Liabilities	15,515	515

TOTAL LIABILITIES	15,515	515

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, authorized 100,000,000
shares: 4,000,000 shares issued and outstanding	400	400
Deficit accumulated during the development stage	(8,557)	(515)

Total Stockholders’ Deficit	(8,557)	(515)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	6,958	400

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Expenses
Three Months Ended May 31, 2010 and Period from
February 2, 2010, (Inception) through May 31, 2010
 (Unaudited)

	Three Months Ended Through May 31,	From Inception on February 2, 2010 Through May 31,
	2010	2010

OPERATING EXPENSES
General and administrative	8,442	8,957

OPERATING LOSS	(8,442)	(8,957)

NET LOSS	(8,442)	(8,957)

BASIC AND FULLY DILUTED
(LOSS) PER SHARE	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,000,000

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Cash Flows
Three Months Ended May 31, 2010 and Period from
February 2, 2010, (Inception) through May 31, 2010
 (Unaudited)

	Three Months ended May 31,	Inception to May 31,
	2010	2010

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(8,442)	$(8,957)
Adjustments to reconcile net loss to net
cash used in operating activities:	-	-
Changes in operating assets and liabilities
Net Cash (Used in) Operating Activities	(8,442)	(8,957)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	-	400
Accounts payable – related party		515
Proceeds from related party loan	15,000	15,000

Net Cash Provided by Financing Activities	15,000	15,915

NET INCREASE (DECREASE) IN CASH	6,558	6,958

Cash balance, beginning of period	400

Cash balance, ending of period	$6,958	$6,958

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2010 and February 28, 2010
(Unaudited)

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Gemini Tea Corp. (the “Company”). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes therero contained in Gemini Tea Corp’s Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operating for the interim period have been reflected herein. The operating results for the three months ended May 31, 2010, are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

NOTE 2 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of May 31, 2010, the Company had a note payable to an officer totaling $15,000. The note is unsecured, bears no interest and is due upon demand. Also, there are advances outstanding of $515 for expenditures paid on behalf of the Company

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses. All of these items raise substantial doubt about its ability to continue as a going concern.

Management's plans with respect to alleviating the adverse financial conditions that raise substantial doubt about the Company's ability to continue as a going concern are as follows:

The Company's current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations. If the Company is not successful in the start up of business operations that produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations and cease doing business.

Management believes that the Company will be able to operate for the coming year by using proceeds raised from an offering of its common stock. However, there can be no assurances that management's plans will be successful. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended February 28, 2010, together with notes thereto as previously filed with our Registration Statement on Form S-1.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended May 31, 2010.

Overview. The Company was incorporated in the State of Nevada on February 2, 2010. The Company remains in the development stage of its business of operating as a retailer/wholesaler of herbal, green, black and white teas and tea related accessories. The Company owns a website through which it intends to promote its products.

The Company will continue to be in the development stage until the Company generates significant revenue from its business operations. At May 31, 2010, the Company has nominal cash on hand and will be dependent on raising capital through the sale of its common stock to maintain its existence and to finance operating losses for the foreseeable future. Management intends to offer for sale additional common stock. However, there is no assurance that it will be successful in raising funds necessary to maintain operations or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events cannot be determined with any certainty. In a development stage company, management devotes most of its activities to developing a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to generate sufficient revenue through operations and/or raise additional funds. There is no guarantee that the Company will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that the Company will attain profitability. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On July 12, 2010, the Securities and Exchange Commission issued an order declaring the Company’s Form S-1 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended. Thereafter, the Company offered its stock for sale to the public at a price of $0.10 per share with a no minimum, 2,000,000 maximum shares to be sold and issued. As of the date of filing this Form 10-Q, the Company’s offering remains open.

We are a start-up stage corporation and have not commenced operations nor generated or realized any revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe that there is substantial doubt as to whether we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until after we complete our offering and thereafter complete publication and distribution of our marketing/promotional material and secure customers. Consequently, we will need to raise cash from sources other than operations. Our only other potential source of cash at this time is investments by others in the Company and loans from our officer/director. We must raise cash to implement our business plan and commence operations.

Even if we raise the maximum amount of money in our offering, we are not certain as to how long the money raised will satisfy our needs. However, we do believe that funds raised will last for at least 10 to 12 months. We do not expect to begin operations until after we have completed our offering. We believe that we will be able to raise enough money through our offering to commence operations but we cannot guarantee that, once operations commence, we will remain in business. Should our cash requirements exceed our revenues, if any, then we will have to raise additional funds in order to continue operations of our business. Thus, it is possible that we will need to raise additional funds during the next twelve months otherwise our business may fail. Presently, we have not made any arrangements to raise additional cash, other than through our initial offering.

If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we raise the maximum amount of funds through our offering, then we believe that the funds will allow us to operate for approximately 10 to 12 months. If we need additional funds to maintain operations, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. If we are not able to secure needed additional funds then we will have to suspend operations or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues. We cannot guarantee that we will be successful in our business operations. Nor can we guarantee that we will even commence business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to inflated expenditures. To become profitable and competitive, we have to attract a sufficient number of customers who are willing to purchase the products to be sold by the Company.

From Inception on February 2, 2010 to May 31, 2010

During this period, we incorporated the company, retained an auditor and an attorney for the purpose of assisting with preparation of our Form S-1 Registration Statement and developed a business plan. We have registered the domain name, www.geminiteas.com, but have not completed development of this web site. Our loss since the date of inception to May 31, 2010, is $8,957. This sum has been applied primarily to company registration, audit fees, legal fees, and general administrative costs. Our liabilities are $15,515 (i.e., related party loan from our director of $15,000 and related party advance from our director of $515). We have not started our proposed business operations and do not expect to do so until after we have completed our offering. We expect to begin operations after completion of our offering.

Since inception, we have issued 4,000,000 shares of common stock to our one officer/director for total cash consideration of $400.

On July 12, 2010, the Securities and Exchange Commission issued an order declaring our Form S-1 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. As of May 31, 2010, our total assets were $6,958 in cash and our total liabilities were $15,515, which is comprised of accrued liabilities and loans advanced to the Company from Wanda Canning, our sole officer/director for the purpose of paying the cost of company registration, accounting fees, legal fees, filing fees and registering our domain name. Our current liabilities to Ms. Canning do not have to be paid at this time but Ms. Canning may request repayment in the future.

During 2010, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital. We cannot guarantee that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guarantee that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officer, director and/or principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, however, we cannot guarantee that they will do so.

Our auditors have questioned our ability to continue operations as a “going concern”. We hope to obtain revenues from future product sales. In the absence of product sales and profits, we will seek to raise additional funds to meet our working capital needs principally through additional sales of our securities.  However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Plan of Operation

The following plan of operation should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Assuming we raise the maximum amount in our initial public offering (i.e., $200,000), then we believe that we can satisfy our cash requirements during the next 10 to 12 months. During the next 10 to 12 months, we anticipate selling teas and tea related accessories to retail and wholesale customers. We do not expect to conduct product research and/or development. We do not expect to purchase or sell plant or significant equipment nor significantly change the number of our employees during the next 12 months. Upon completion of our public offering, our specific goal is to operate as a retailer/wholesaler of herbal, green, black and white teas and tea related accessories.

We intend to accomplish the foregoing through the following milestones:

1.  Complete our public offering. We believe that we will raise sufficient capital necessary to commence operations. We anticipate that this could take up to 180 days from July 12, 2010, the date that the Securities and Exchange Commission declared our Form S-1 registration statement effective. We will not begin operations until after we have closed this offering. We intend to give full effort to raising the maximum amount in our initial public offering.

2.  After completing our offering, we expect to complete development of our website within 90 days and expect to commence implementation of our marketing/promotional strategy.

3.  Our business strategy involves concentrating on selling teas and tea related accessories to retail and wholesale customers. We believe that success in our industry is primarily determined by product quality, tea flavor, business skills and effective marketing. We expect to sell our products at retail pricing levels to the general public online through our website (www.geminiteas.com) and in grocery stores, restaurants, cafes, health food stores, spas, hotels and bed and breakfast lodgings. We also expect to have wholesale pricing available to corporate customers and to those who place orders of sufficient volume that qualify for wholesale pricing. The Company expects to generate revenue through sales of teas and tea related accessories. As of the date of filing this Form 10-Q, we have not commenced with provision of selling any products or entered into any agreements to sell any products.

We are a development stage company comprised of a sole officer/director. Although our officer/director, Ms. Canning, does have prior business experience, Ms. Canning has not previously operated a retail/wholesale tea business nor does she have any experience in the tea or beverage industry. Based on her business experience, Ms. Canning believes that she will be able to manage and operate our proposed business effectively but there is no assurance or guarantee that she will be able to do so. Ms. Canning will be primarily responsible for securing customers and managing the Company's business and administrative concerns. There is no assurance or guarantee that the Company will be able to establish its' own niche and thereafter maintain a competitive position against current and future competitors, especially those who have longer operating histories, more experienced management and more substantial marketing resources. In addition, our competitors likely have more financial resources than us as we do not have funds required to commence operations of our business and there is no guarantee that we will ever have funds that will allow us to commence operations.

4.  Our target markets are the United States and Canada. Owing to Ms. Canning’s location, we intend to establish a warehouse in Calgary, Alberta, Canada that will store our inventory. From this warehouse, products will be shipped to destinations in the United States and Canada. We do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses. If new government regulations, laws, or licensing requirements are passed in any jurisdiction that would cause us to restrict or eliminate delivery of any of our intended services, then our business would suffer and may fail. For example, if we were required to obtain a government issued license for the purpose of selling teas and tea related products, then we could not guarantee that we would qualify for such license. If such a licensing requirement existed, and we were not able to qualify, then our business would suffer and may fail. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future in countries with a democratic political system, that would reasonably be expected to have a material impact on or sales, revenues, or income from our business operations.

5.  Ms. Canning will be responsible for promoting our services through implementation of our marketing strategy. We intend to aggressively market and promote the Gemini Tea brand through the Internet, including social networking websites, to grocery stores, restaurants, health food stores, spas, hotels, bed and breakfast lodgings and cafes throughout the United States and Canada. We also plan to attend trade conventions, industry events and place promotional pieces in various print and Internet based publications. We hope that product sales will lead to customer satisfaction and, consequently, word of mouth promotion by customers. Our website, www.geminiteas.com, is not yet developed. We expect that our website will provide information on all products that we sell, allow users to purchase products directly on our website, and serve as one of our primary marketing tools to create brand awareness. We intend for our website to function as our primary source of sales.

6.  As of the date of this Form 10-Q, we cannot state with any certainty the precise number of customers that we expect to purchase our products nor the volume of products we expect to sell. The products that we intend to offer for sale include herbal, green, black and white teas and tea related accessories. As of the date of this Form 10-Q, the Company has not entered into any agreements with any customers. If and when customers agree to purchase our products, then our revenue would be derived from product sales. If we are not able to attract customers to purchase our products and, consequently, do not generate revenue, then we will have to suspend or cease operations. If we cease operations, then we do not know what we will do and we do not have any plans to do anything else.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at May 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of May 31, 2010, the date of this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gemin Tea Corp., a Nevada corporation

August 24, 2010	By:	/s/ Wanda Canning
	Its:	Wanda Canning President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)