Form 10-Q
period 2010-08-31
Gemini Tea Corp.
filed 2010-10-04
CIK 1487202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of October 4, 2010, there were 4,000,000 shares of the issuer $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEMINI TEA CORP.
(A Development Stage Company)
Balance Sheet
August 31, 2010
(Unaudited)

	August 31,	February 28,
	2010	2010
ASSETS

CURRENT ASSETS

Cash	$5,118	$400
Total Current Assets	5,118	400

TOTAL ASSETS	5,118	400

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Related Party Advances	$515	$515
Related party loan payable	15,000	-
Total Current Liabilities	15,515	515

TOTAL LIABILITIES	15,515	515

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, authorized 100,000,000
shares: 4,000,000 shares issued and outstanding	400	400
Deficit accumulated during the development stage	(10,797)	(515)

Total Stockholders’ Deficit	(10,397)	(515)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	5,118	400

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Expenses
Three Months and Six Months Ended August 31, 2010 and Period from
February 2, 2010, (Inception) through August 31, 2010
 (Unaudited)

			From Inception
	For the Three Months Ended	For the Six Months Ended	On February 22010 Through
	August 31, 2010	August 31, 2010	August 31, 2010

OPERATING EXPENSES
General and administrative	1,840	10,282	10,797

OPERATING LOSS	(1,840)	(10,282)	(10,797)

NET LOSS	(1,840)	(10,282)	(10,797)

BASIC AND FULLY DILUTED
(LOSS) PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Cash Flows
Three Months and Six Months Ended August 31, 2010 and Period from
February 2, 2010, (Inception) through August 31, 2010
 (Unaudited)

		From Inception
	For the Six Months Ended	On February 2 2010 Through
	August 31, 2010	August 31, 2010

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(10,282)	$(10,797)
Adjustments to reconcile net loss to net
cash used in operating activities:	-	-
Changes in operating assets and liabilities
Net Cash (Used in) Operating Activities	$(10,282)	$(10,797)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	-	400
Accounts payable – related party		515
Proceeds from related party loan	15,000	15,000

Net Cash Provided by Financing Activities	15,000	15,915

NET INCREASE (DECREASE) IN CASH	4,718	5,118

Cash balance, beginning of period	400	-

Cash balance, ending of period	$5,118	$5,118

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2010 and February 28, 2010
(Unaudited)

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Gemini Tea Corp. (the “Company”). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Gemini Tea Corp’s Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operating for the interim period have been reflected herein. The operating results for the three and six months ended August 31, 2010, are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

NOTE 2 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of August 31, 2010, the Company had a note payable to an officer totaling $15,000. The note is unsecured, bears no interest and is due upon demand. Also, there are advances outstanding of $515 for expenditures paid on behalf of the Company

NOTE 3 - GOING CONCERN

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended February 28, 2010, together with notes thereto as previously filed with our Registration Statement on Form S-1.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended August 31, 2010.

Overview. The Company was incorporated in the State of Nevada on February 2, 2010. The Company remains in the development stage of its business of operating as a retailer/wholesaler of herbal, green, black and white teas and tea related accessories. The Company owns a website through which it intends to promote its products.

The Company will continue to be in the development stage until the Company generates significant revenue from its business operations. At August 31, 2010, the Company has nominal cash on hand and will be dependent on raising capital through the sale of its common stock to maintain its existence and to finance operating losses for the foreseeable future. Management intends to offer for sale additional common stock. However, there is no assurance that it will be successful in raising funds necessary to maintain operations or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events cannot be determined with any certainty. In a development stage company, management devotes most of its activities to developing a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to generate sufficient revenue through operations and/or raise additional funds. There is no guarantee that the Company will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that the Company will attain profitability. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

From Inception on February 2, 2010 to August 31, 2010

During this period, we incorporated the company, retained an auditor and an attorney for the purpose of assisting with preparation of our Form S-1 Registration Statement and developed a business plan. We have registered the domain name, www.geminiteas.com, but have not completed development of this web site. Our loss since the date of inception to August 31, 2010, is $10,797. This sum has been applied primarily to company registration, audit fees, legal fees, and general administrative costs. Our liabilities are $15,515 (i.e., related party loan from our director of $15,000 and related party advance from our director of $515). We have not started our proposed business operations and do not expect to do so until after we have completed our offering. We expect to begin operations after completion of our offering.

Since inception, we have issued 4,000,000 shares of common stock to our one officer/director for total cash consideration of $400.

On July 12, 2010, the Securities and Exchange Commission issued an order declaring our Form S-1 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. As of August 31, 2010, our total assets were $5,118 in cash and our total liabilities were $15,515, which is comprised of accrued liabilities and loans advanced to the Company from Wanda Canning, our sole officer/director for the purpose of paying the cost of company registration, accounting fees, legal fees, filing fees and registering our domain name. Our current liabilities to Ms. Canning do not have to be paid at this time but Ms. Canning may request repayment in the future.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at August 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of August 31, 2010, the date of this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

Gemini Tea Corp., a Nevada corporation

October 4, 2010	By:	/s/ Wanda Canning
	Its:	Wanda Canning President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)