Form 10-Q
period 2010-11-30
Gemini Tea Corp.
filed 2011-01-14
CIK 1487202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________to _______________

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

As of January 14, 2011, there were 4,876,100 shares of the issuer $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEMINI TEA CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS
	November 30,	February 28,
	2010	2010
CURRENT ASSETS

Cash	$30,317	$400
Total Current Assets	30,317	400

TOTAL ASSETS	30,317	400

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Related Party Advances	$515	$515
Related party loan payable	15,000	-
Total Current Liabilities	15,515	515

TOTAL LIABILITIES	15,515	515

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, authorized 100,000,000
shares: 4,000,000 and 4,526,650 shares issued and outstanding as	453	400
of February 28, 2010 and November 30, 2010 respectively.
Additional Paid in Capital	52,599
Deficit accumulated during the development stage	(38,250)	(515)

Total Stockholders’ Deficit	14,802	(115)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	30,317	400

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Expenses
Three Months and Nine Months Ended November 30, 2010 and Period from
February 2, 2010, (Inception) through November 30, 2010
 (Unaudited)

			From Inception
	For the	For the	on February 2
	Three Months Ended	Nine Months Ended	2010 Through
	November 30, 2010	November 30, 2010	November 30, 2010

OPERATING EXPENSES
General and administrative	$27,453	$37,735	$38,250

NET LOSS	(27,453)	(37,735)	(38,250)

BASIC AND FULLY DILUTED
(LOSS) PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	4,200,933	4,066,491

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Cash Flows
Nine Months Ended November 30, 2010 and Period from
February 2, 2010, (Inception) through November 30, 2010
 (Unaudited)

		From Inception
	For the Nine Months Ended	on February 2 2010 Through
	November 30, 2010	November 30, 2010

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(37,735)	$(38,250)
Adjustments to reconcile net loss to net
cash used in operating activities:	-	-
Changes in operating assets and liabilities
Net Cash (Used in) Operating Activities	(37,735)	(38,250)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	$52,652	$53,052
Accounts payable – related party	-	515
Proceeds from related party loan	15,000	15,000

Net Cash Provided by Financing Activities	67,652	68,567

NET INCREASE IN CASH	29,917	30,317

Cash balance, beginning of period	400	-

Cash balance, ending of period	$30,317	$30,317

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
 Notes to the Financial Statements
November 30, 2010 and February 28, 2010
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Gemini Tea Corp. (the “Company”). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Gemini Tea Corp’s Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operating for the interim period have been reflected herein. The operating results for the three and nine months ended November 30, 2010, are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

NOTE 2 - GOING CONCERN

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

GEMINI TEA CORP.
(A Development Stage Company)
 Notes to the Financial Statements
November 30, 2010 and February 28, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

As of November 30, 2010, the Company had a note payable to an officer totaling $15,000. The note is unsecured, bears no interest and is due upon demand. Also, there are advances outstanding of $515 for expenditures paid on behalf of the Company.

NOTE 4 – COMMON STOCK

In the quarter ended November 30, 2010, the Company sold 526,650 common shares for $52,652.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to the quarter ending November 30, 2010, the Company sold 349,450 common shares for $34,945.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended February 28, 2010, together with notes thereto as previously filed with our Registration Statement on Form S-1.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended November 30, 2010.

Overview. The Company was incorporated in the State of Nevada on February 2, 2010. The Company remains in the development stage of its business of operating as a retailer/wholesaler of herbal, green, black and white teas and tea related accessories. The Company owns a website through which it intends to promote its products.

The Company will continue to be in the development stage until the Company generates significant revenue from its business operations. At November 30, 2010, the Company has $30,317 cash on hand which was raised through its’ initial public offering and the sale of stock. At November 30, 2010, the Company had not closed its’ initial public offering.

The Company will be dependent on raising capital through the sale of its common stock to maintain its existence and to finance operating losses for the foreseeable future. Management intends to offer for sale additional common stock. However, there is no assurance that it will be successful in raising funds necessary to maintain operations or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events cannot be determined with any certainty. In a development stage company, management devotes most of its activities to developing a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to generate sufficient revenue through operations and/or raise additional funds. There is no guarantee that the Company will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that the Company will attain profitability. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On July 12, 2010, the Securities and Exchange Commission issued an order declaring the Company’s Form S-1 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended. Thereafter, the Company offered its stock for sale to the public at a price of $0.10 per share with a no minimum, 2,000,000 maximum shares to be sold and issued. As of November 30, 2010, the Company sold 526,650 shares of common stock for $52,652 of cash and issued common shares in consideration for subscription funds received. During the period from December 1, 2010 through January 7, 2011, the Company sold 349,450 shares of common stock for $34,945 of cash and issued common shares in consideration for subscription funds received. The Company closed its initial public offering on January 7, 2011.

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

We are not certain as to how long the money raised will satisfy our needs. However, we do believe that funds raised will last for at least six to eight months. We believe that we have raised enough funds to commence operations but we cannot guarantee that, once operations commence, we will remain in business. Should our cash requirements exceed our revenues, if any, then we will have to raise additional funds in order to continue operations of our business. Thus, it is possible that we will need to raise additional funds during the next six to eight months otherwise our business may fail. Presently, we have not made any arrangements to raise additional cash, other than through our initial offering.

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

From Inception on February 2, 2010 to November 30, 2010

During this period, we incorporated the company, retained an auditor and an attorney for the purpose of assisting with preparation of our Form S-1 Registration Statement and developed a business plan. We have registered the domain name, www.geminiteas.com, but have not completed development of this web site. Our loss since the date of inception to November 30, 2010, is $38,250. This sum has been applied primarily to company registration, audit fees, legal fees, consulting fees and general administrative costs. Our liabilities are $15,515 consisting of related party loan from our director of $15,000 and related party advance from our director of $515. We have not started our proposed business operations and but expect to do so shortly.

Since inception, we have issued 4,000,000 shares of common stock to our one officer/director for total cash consideration of $400.

On July 12, 2010, the Securities and Exchange Commission issued an order declaring our Form S-1 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

Subsequent to July 12, 2010, we commenced with our initial public offering. As of November 30, 2010, we received subscription funds in the amount of $52,652 for 526,650 shares of common stock to be issued. During the period from December 1, 2010 through January 7, 2011, we received subscription funds in the amount of $34,945 for 349,450 shares of common stock to be issued. The Company closed its initial public offering on January 7, 2011.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. As of November 30, 2010, our total assets were $30,317 in cash and our total liabilities were $15,515, which is comprised of accrued liabilities and loans advanced to the Company from Wanda Canning, our sole officer/director for the purpose of paying the cost of company registration, accounting fees, legal fees, consulting fees, filing fees and registering our domain name. Our current liabilities to Ms. Canning do not have to be paid at this time but Ms. Canning may request repayment in the future.

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

In the opinion of management, available funds will not satisfy our working capital requirements to operate at our intended level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital. We cannot guarantee that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guarantee that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officer, director and/or principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, however, we cannot guarantee that they will do so.

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

Based on the amount of funds raised in our initial public offering, we believe that we can satisfy our cash requirements during the next six to eight months. During the next six to eight months, we anticipate selling teas and tea related accessories to retail and wholesale customers. We do not expect to conduct product research and/or development. We do not expect to purchase or sell plant or significant equipment nor significantly change the number of our employees during the next six to eight months. Upon completion of our public offering, our specific goal is to operate as a retailer/wholesaler of herbal, green, black and white teas and tea related accessories.

We intend to accomplish the foregoing through the following milestones:

1.           We expect to complete development of our website within 90 days and expect to commence implementation of our marketing/promotional strategy.

2.           Our business strategy involves concentrating on selling teas and tea related accessories to retail and wholesale customers. We believe that success in our industry is primarily determined by product quality, tea flavor, business skills and effective marketing. We expect to sell our products at retail pricing levels to the general public online through our website (www.geminiteas.com) and in grocery stores, restaurants, cafes, health food stores, spas, hotels and bed and breakfast lodgings. We also expect to have wholesale pricing available to corporate customers and to those who place orders of sufficient volume that qualify for wholesale pricing. The Company expects to generate revenue through sales of teas and tea related accessories. As of the date of filing this Form 10-Q, we have not commenced with provision of selling any products or entered into any agreements to sell any products.

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

3.           Our target markets are the United States and Canada. Owing to Ms. Canning’s location, we intend to establish a warehouse in Calgary, Alberta, Canada that will store our inventory. From this warehouse, products will be shipped to destinations in the United States and Canada. We do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses. If new government regulations, laws, or licensing requirements are passed in any jurisdiction that would cause us to restrict or eliminate delivery of any of our intended services, then our business would suffer and may fail. For example, if we were required to obtain a government issued license for the purpose of selling teas and tea related products, then we could not guarantee that we would qualify for such license. If such a licensing requirement existed, and we were not able to qualify, then our business would suffer and may fail. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future in countries with a democratic political system, that would reasonably be expected to have a material impact on or sales, revenues, or income from our business operations.

4. Ms. Canning will be responsible for promoting our services through implementation of our marketing strategy. We intend to aggressively market and promote the Gemini Tea brand through the Internet, including social networking websites, to grocery stores, restaurants, health food stores, spas, hotels, bed and breakfast lodgings and cafes throughout the United States and Canada. We also plan to attend trade conventions, industry events and place promotional pieces in various print and Internet based publications. We hope that product sales will lead to customer satisfaction and, consequently, word of mouth promotion by customers. Our website, www.geminiteas.com, is not yet developed. We expect that our website will provide information on all products that we sell, allow users to purchase products directly on our website, and serve as one of our primary marketing tools to create brand awareness. We intend for our website to function as our primary source of sales.

5.           As of the date of this Form 10-Q, we cannot state with any certainty the precise number of customers that we expect to purchase our products nor the volume of products we expect to sell. The products that we intend to offer for sale include herbal, green, black and white teas and tea related accessories. As of the date of this Form 10-Q, the Company has not entered into any agreements with any customers. If and when customers agree to purchase our products, then our revenue would be derived from product sales. If we are not able to attract customers to purchase our products and, consequently, do not generate revenue, then we will have to suspend or cease operations. If we cease operations, then we do not know what we will do and we do not have any plans to do anything else.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at November 30, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of November 30, 2010, the date of this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective.

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

Gemini Tea Corp., a Nevada corporation

January 14, 2011	By:	/s/ Wanda Canning
	Its:	Wanda Canning President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)