Form 10-K
period 2011-02-28
Gemini Tea Corp.
filed 2011-05-24
CIK 1487202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 333-165995

GEMINI TEA CORP.
(Exact name of registrant as specified in its charter)

Nevada	---
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

13836 Parkland Blvd SE, Calgary, Alberta, Canada T2J 3X4
 (Address of principal executive offices)

(403) 256-2066
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.0001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 24, 2011: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 24, 2011: 4,876,100 shares of common stock.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART 1

Forward-Looking Information

This Annual Report of Gemini Tea Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Description of Business

General

The Company was incorporated in the State of Nevada on February 2, 2010. The Company remains in the development stage of its business of operating as a retailer/wholesaler of herbal, green, black and white teas and tea related accessories. The Company owns a website through which it intends to promote its products.
The Company will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. We maintain our statutory registered agent's office at 8275 South Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123. Our administrative office is located at 13836 Parkland Blvd SE, Calgary, Alberta, Canada. Our telephone number is (403) 256-2066. This is the home office of our Director, Wanda Canning. We do not pay any rent to Ms. Canning and there is no agreement to pay any rent in the future.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not yet begun operations. Our plan of operation is forward looking and there is no assurance that we will ever begin operations.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products by the public.

Our Strategy

We intend to operate as a retailer/wholesaler of herbal, green, black and white teas and tea related accessories.

As of the date of this report, we do not have any customers nor have we commenced operations.

Target Market

Our target market is the United States and Canada.

Regulatory Requirements

We do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses. If new government regulations, laws, or licensing requirements are passed in any jurisdiction that would cause us to restrict or eliminate delivery of any of our intended services, then our business would suffer. For example, if we were required to obtain a government issued license for the purpose of selling our products, then we could not guarantee that we would qualify for such license. If such a licensing requirement existed, and we were not able to qualify, then our business would suffer. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future in countries with a democratic political system, that would reasonably be expected to have a material impact on or sales, revenues, or income from our business operations.

Marketing

Ms. Canning will promote our products. Specifically, we expect to market and promote our products through the Internet including social networking websites, to grocery stores, restaurants, health food stores, spas, hotels, bed and breakfast lodgings and cafes throughout the United States and Canada. We hope that product sales will lead to customer satisfaction and, consequently, generate word of mouth promotion by customers.

Revenue

We anticipate our potential revenue stream to be derived from product sales.

Competition

The tea industry is highly competitive. We have competitors that have been providing teas and tea accessories for many years through traditional storefront operations and through Internet based operations and these competitors have more resources then we do. Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than us. We anticipate that competition will increase in the future. We may not successfully compete in any market in which we conduct or may conduct operations. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than we do. If we do not compete effectively with current and future competitors, we may be not be able to secure customers and/or we may be required to reduce our prices in order to compete effectively. This could result in a reduction in our revenues, resulting in lower earnings or operating losses.

We believe that our products will be unique in terms of flavor and herb and tea leaf combinations. We anticipate spending sufficient time and energy researching and testing our products. We believe that this will provide us with a competitive advantage as compared to our competitors. In addition, our ability to compete effectively will be dependent on our management establishing an effective marketing plan that secures adequate numbers of retail and wholesale customers. To compete successfully, we intend to rely upon Ms. Canning’s ability to develop and promote our operations.

Employees

Ms. Canning is currently working approximately 10 hours per week on behalf of the Company. As required, Ms. Canning will devote additional time. Currently, we do not have any other employees. Ms. Canning does not have an employment agreement with us. We expect to hire additional personnel based on product demand. Because Ms. Canning is presently devoting limited time to our operations, our operations may be sporadic and occur at times that are convenient to Ms. Canning. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our officer and director. We intend to hire additional employees on an as needed basis.

Offices

Our administrative offices are currently located at 13836 Parkland Blvd SE, Calgary, Alberta, Canada. Our telephone number is (403) 256-2066. This is the home office of our Director, Wanda Canning. We do not pay any rent to Ms. Canning and there is no agreement to pay any rent in the future. If required by possible future development of Company operations, we will establish an office elsewhere. As of the date of this report, we have not sought or selected a new office site.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and/or services.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because we anticipate that our consultation services will be available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. Through the laws and regulations of Canada and the provincial government of Alberta, our products and services are subject to material regulation by responsible governmental agencies. As such, business and company registrations and business operations must be in compliance with the laws and regulations of provincial and other local governments and industry agencies. Presently, we are qualified to do business in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

We are also subject to federal, state/provincial and municipal laws and regulations generally applied to businesses, such as payroll taxes on the state/provincial and federal levels. We believe that we are in conformity with all applicable laws in Alberta, Nevada and the United States.

Other than the foregoing, no governmental approval is needed for the sale of our products.

Item 1A. Risk Factors

Risks associated with our business:

We have no operating history. We expect to incur losses for the foreseeable future. We will go out of business if we fail to generate sufficient revenue.

We do no have any operating history. We were founded on February 2, 2010, and from the date of inception to February 28, 2011, we had a net loss of $42,999. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue. Additional losses will result from costs and expenses related to:

•	Implementing our business model;

•	Leasing/purchasing equipment;

•	Developing and marketing our services;

•	Developing and maintaining our website; and

•	Securing and retaining customers

If sufficient funds are not available, then we may not be able to develop a customer base, fund our operations, and/or respond to competitive pressures.

Our business may fail if we do not have sufficient funds to enable us to do one or more of the following: attract customers to purchase the products of our Company; fund our administrative and corporate expenses; or respond to competitive pressures such as marketing campaigns undertaken by a competitor. Failure to develop an adequate customer base and secure repeat customers represents a loss of potential revenue.

Currently, we do not have any commitments for additional financing. If additional financing were required, we cannot be certain that it would be available when and to the extent needed. As well, even if financing were available, we cannot be certain that it would be available on acceptable terms.

We do not have an operating history upon which an evaluation of our prospects can be made.

Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

We have no revenues to sustain our operations.

We are in the development stage of our business. As of the date of this filing, we have not sold any products. Our president, Ms. Canning, will be responsible for developing a market for our products. However, there is no assurance or guarantee that Ms. Canning will be able to do so. If the Company does not successfully develop its business plan, then we will not generate any revenue. If we do not generate any revenue, then our business will fail and you will lose your entire investment.

We may not have the attributes necessary to compete effectively with other providers who have experience than we have. Compared to our competitors, we do not have sufficient resources to effectively market our services.  Insufficient attributes and/or insufficient marketing could negatively affect our ability to generate revenue.

Our industry is highly competitive. We have competitors that provide some or all of the services and products that we expect provide and who are larger and have more resources than we do. Many of our competitors have significantly greater financial, human and marketing resources than we have. As a result, such competitors may be able to respond more quickly to new trends and changes in customer demands. Such competitors may also be able to devote greater resources to the development, promotion, sale, and support of their services and products than we do.

There is no guarantee that we will be able to generate revenues and remain in business for any certain period of time. There is no assurance that the Company will be able to establish its own niche and thereafter maintain a competitive position against current and future competitors, especially those who have longer operating histories, more experienced management, stronger marketing resources, and/or more contacts within the energy industry. If we do not have sufficient funds, our marketing ability and our ability to compete successfully against competitors will be hindered. Competitive pressures may force down prices for our products and such price reductions would reduce our revenues. We cannot guarantee that we will succeed in marketing our services or generating revenues.

We did not raise the maximum amount in our initial offering.

There was no minimum offering amount for our initial offering. We did not raise the maximum amount offered and the offering was undersold. Consequently, investors may lose their entire investment if we do not have sufficient capital to fund our operations. We may also be forced to limit our proposed business activities and, if so, this will hinder our ability to generate revenues.

Our officer/director is engaged in other activities that could conflict with our interests. Therefore, our officer/director may not devote sufficient time to our affairs, which may affect our ability to conduct marketing and business activities and generate revenues.

The individual serving as our officer/director, Ms. Wanda Canning, has existing responsibilities and may have additional business responsibilities unrelated to us. As a result, conflicts of interest between us and our officer/director’s other activities may occur from time to time, in that our officer/director may have conflicts of interest in allocating time, services, and functions between the other business ventures in which she may be or become involved and our affairs. Currently, Ms. Canning is working approximately 10 hours per week on behalf of the company. As required, Ms. Canning will devote additional time to our business.

Our success will depend heavily on our management. Our sole officer/director, Ms. Canning, does not have any experience operating a business in the tea industry and if our sole officer/director, Ms. Canning, does not perform effectively then we may fail.

The individual serving as our sole officer/director, Ms. Wanda Canning, has not previously operated a retail/wholesale tea business nor does she have any experience in the tea industry. As a result, we cannot provide any assurance of the effectiveness of our management. If our management does not perform effectively, then our business may fail.

Our officer and director, Ms. Canning, currently owns 82% of our outstanding shares of common stock. Such concentrated control of the Company may adversely affect the price of our common stock. Ms. Canning will be able to elect all of our directors, control our operations, and inhibit your ability to cause a change in the course of the Company's operations.

Our officer and director, Ms. Wanda Canning, beneficially owns 82% of our outstanding common stock. Such concentrated control of the Company may adversely affect the price of our common stock. Note, however, that Ms. Canning is not party to any voting agreement with any other individual or entity. Consequently, Ms. Canning will be able to elect all of our directors, control our operations, and inhibit your ability to cause a change in the course of the Company's operations. Our officers and directors may be able to exert significant influence, or even control, over matters requiring approval by our security holders, including the election of directors. Notably, shareholders will not have sufficient votes to cause the removal of Ms. Canning in her capacity as officer or director. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval.

Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares owned by the number of directors to be elected. The resulting number equals the total votes that a shareholder may cast for all of the directors. Those votes may be allocated in any manner to the directors being elected. Where cumulative voting is not allowed for, shareholders are not permitted to multiply the number of shares owned by the number of directors to be elected. Thus, the number of votes accorded to each shareholder is not increased. Consequently, minority shareholders will not be in a position to elect a director. Rather, directors will be elected on the basis of votes cast by the majority shareholders. The minority shareholders will not have any control of the Company and may not even be able to sell their shares if a market for such shares does not develop or is not maintained.

Service of process against the Company's director/officer may be difficult. If legal process cannot be effected, then the director/officer cannot be made a party to a lawsuit.

We are incorporated in the State of Nevada and maintain our registered office in Las Vegas, Nevada. Our registered office is authorized to accept service of all legal process upon the company. Our head office is located in Calgary, Alberta, Canada. Ms. Canning, our sole director/officer, is a resident of Canada. Though it is possible, it may be difficult for a resident of a country other than Canada to serve Ms. Canning in Canada with service of process or other documentation. Although service of process made be made upon Ms. Canning once she enters the United States, there is no assurance that she will enter the United States. If service of process cannot be made as against Ms. Canning, then she cannot be made a party to a lawsuit.

Enforcement of judgment against the Company’s director/officer may be difficult.

Though it may be possible to obtain a U.S. court judgment, based on the civil liability provisions of the U.S. federal securities laws, against Ms. Canning, it may be difficult to enforce any such judgment against Ms. Canning in the United States if she does not hold any assets situated in the United States. It would be possible for a court in Canada to recognize and enforce a United States court judgment based on the civil liability provisions of the U.S. federal securities laws. Enforcement of such judgment, however, would be subject to Ms. Canning holding assets situated in Canada. It would not be possible to commence an original action in a court in Canada to enforce liabilities against Ms. Canning based upon the civil liability provisions of the U.S. federal securities laws.

We have no employees and are significantly dependent upon our sole officer to develop our business. If we lose our officer or if our officer does not adequately develop our business, then we will go out of business.

At the outset, our success will depend entirely on the ability of Ms. Canning. We do not carry a “key person” life insurance policy on Ms. Canning. The loss of Ms. Canning would devastate our business.  However, Ms. Canning does not have any current plans to leave the Company. Neither Ms. Canning nor the Company may guarantee that any customers will purchase products of the Company. Ms. Canning does not have expertise in the area of website development or information technology thus we will rely upon the expertise of outside consultants to assist us with these matters. We currently have no employees and do not have an employment agreement with Ms. Canning. We rely almost exclusively upon our director/officer to meet our needs. Ms. Canning, our director, president, chief executive officer, chief financial officer, principal accounting officer, treasurer and secretary, is engaged in work outside of the Company. This work limits the amount of time that she may devote to company matters. Initially, it is anticipated that Ms. Canning will devote approximately 10 hours per week to the Company with additional time being devoted to the Company once business operations are commenced. Ms. Canning’s primary responsibilities with the Company will include product development, customer market development and business and administration matters.

Risks related to an investment in our common stock:

Trading of our common stock may be restricted by the SEC’s penny stock regulations that may limit the development of a liquid public market for our common stock and may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price, as defined, being less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we develop a public market for our shares, then our shares would be covered by the penny stock rules. These penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. These additional requirements may have the effect of limiting the development of a public trading market thereby reducing the level of trading activity in the secondary market for stock that is subject to these penny stock rules. Consequently, these penny stock rules may negatively affect our ability to develop a public trading market for our common stock and may negatively affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules discourage investor interest in, and may limit the marketability of, our common stock.

There does not exist a liquid secondary market for our common stock therefore you may not be able to sell your common stock.

There is not currently a liquid secondary trading market for our common stock. Therefore, there is no central place, such as a stock exchange or electronic trading system, to sell your common stock. If you do want to sell your common stock, then you will be responsible for locating a buyer and finalizing terms of sale.

The United States Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in shares that are penny stocks.

The United States Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in shares of stock that are penny stocks. As a result, some brokers may be unwilling to trade shares that are penny stocks. This means that you may have difficulty reselling your common stock and this may cause the price of the common stock to decline. Our common stock would be classified as penny stocks and are covered by Section 15(G) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from selling your shares and may cause the price of the shares to decline.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. We intend to apply to have our stock listed on the Over-The-Counter-Bulletin-Board. However, there is no guarantee that we will be successful in obtaining a listing. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.  Factors such as announcements of new services by us or our competitors and quarter-to-quarter variations in our results of operations, as well as market conditions in our sector may have a significant impact on the market price of our shares. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of the stock of many companies and such volatility may be unrelated or disproportionate to the operating performance of those companies.

Sales of common stock by Ms. Canning may cause the market price for the common stock to decrease.

A total of 4,000,000 shares of common stock were issued to Ms. Canning, our officer/director, in consideration for cash payment. Ms. Canning is likely to sell a portion of her common stock if the market price increases above $0.10. If she does sell her common stock into the market, these sales may cause the market price of the common stock to decrease. However, all of the shares of common stock issued to Ms. Canning are "restricted" securities as defined by Rule 144 of the Securities Act. This means that the common stock is eligible for sale subject to volume limitations, timing and manner of sale restrictions, and filing of notice requirements.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real estate or other tangible property.  Our principal office is located at 13836 Parkland Blvd SE, Calgary, Alberta, Canada, telephone (403) 256-2066, and is the home office of Ms. Canning, our president. We do not own nor lease our office space. Ms. Canning has verbally agreed to allow us to use our office without charge until such time that we decide to obtain other office space. No debt has accrued on account of rent payments owing. Our office space is sufficient for our current needs. However, we may require additional space in the event that our business operations are successful and we hire employees. Should we require such additional space, we are likely to incur rental payments. We can only estimate at this time that such payments would be approximately $1,000 per month.

Item 3. Legal Proceedings

The Company is not presently a party to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ending 2010, there were no matters submitted to a vote of our shareholders.

PART II

Item 5. Market for Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not traded and is not currently listed on any public stock exchange nor has our common stock become eligible for quotation.

Reports to Security Holders

We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Common Stock

We have 100,000,000 shares of $.0001 par value common stock authorized, of which 4,876,100 shares are issued and outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

There are 53 holders of record for our common stock. One of our record holders is Ms. Canning, our sole officer and director, who holds 4,000,000 restricted shares or 82% of our issued common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds of Registered Securities

The Company sold 876,100 shares of common stock for $87,690 of cash and issued common shares in consideration for subscription funds received during the fiscal year ended February 28, 2011. These proceeds have been used for working capital.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

Since inception, we sold 4,000,000 shares of common stock to our officer and director for $400 in cash. These shares were sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Section 15(g) of the Securities Exchange Act of 1934

Our Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Penny Stock Regulation

We intend, but there is no guarantee, to make arrangements for our common stock to trade on the OTC Bulletin Board. If this happens, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans and accordingly, we have no shares authorized for issuance under an equity compensation plan.

Purchases of Equity Securities.

None during the period covered by this report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition Results of Operation.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended February 28, 2011. The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended February 28, 2010.

For the year ended February 28, 2011

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the year ended February 28, 2011, our total operating expenses was $42,484, as compared to total operating expenses of $515 for the year ended February 28, 2010. Our total operating expenses consist primarily of administrative expenses and accounting expenses related to being a public company. We expect that we will continue to incur significant administrative and accounting expenses related to being a public company.

Net Loss.  For the year ended February 28, 2011, our net loss was $42,484, as compared to the year ended February 28, 2010, in which our net loss was $515. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $60,606 as of February 28, 2011, which equals our total assets as of that date. We had cash of $400 as of February 28, 2010, which equals our total assets as of that date. The increase in the amount of our cash from 2010 to 2011 results from funds raised through our initial public offering. We hope to obtain significant revenues from future sales of our products.

As of February 28, 2011, our total liabilities were $15,515 comprised of $15,515 owed to Wanda Canning, our president, for payments on behalf of the Company. Our current liabilities to Ms. Canning do not have to be paid at this time but Ms. Canning may request repayment in the future. Our related party liabilities consist of funds advanced by our president, Ms. Canning.

At inception, we sold 4,000,000 shares of common stock to our officers and director for $400 in cash. In fiscal year 2010, we sold an additional 876,100 shares of common stock through our public offering for proceeds of $87,690. We have used the proceeds from the cash raised in that offering to pay the administrative, legal and accounting costs of being a public company. We had hoped to use some of the proceeds to begin marketing and promoting our services but we have been unable to conduct marketing activities.

During 2010, we expect that the administrative, legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in administrative, legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital. We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

Plan of Operation

In order to commence sales our services and products, we will need to accomplish the following milestones:

1.         Commence development of our website. We will need to raise additional funds to pay the cost of website development. The costs would be paid to the website production company that undertakes the work on our behalf. Website development, maintenance and upgrade is an ongoing matter that will continue during the life of our operations.

2.           Finalize our marketing plans. We expect that our marketing literature will focus on the benefits to be obtained from our products. In order of priority, our marketing efforts will be directed toward the following activities: development and distribution of marketing literature; promotion of our website including arranging for website listings, industry analyst relations, advertising attendance and participation at industry events. We expect that any costs incurred that are directly attributed to the following:

•	establishing and maintaining operations with industry analysts would be related to travel and communication;

•	advertising, which will include direct mail and email promotion; and

•	attendance and participation at industry events related to travel and participation costs.

We will need to raise additional funds to pay the cost of implementing our marketing plans. The amount of funds allocated for marketing activity is limited by the amount of funds raised in our offering. Less funds available for marketing activity could negatively affect our ability to attract clientele and, consequently, our ability to generate revenue would be negatively affected. Marketing is an ongoing matter that will continue during the life of our operations.

3.    Acquire equipment needed to begin operations. We do not intend to hire employees at this time. Our officer and director will handle our administrative duties.

If we are unable to develop a customer base and/or sell our products then we will not generate sufficient revenue and may have to suspend or cease operations. Our intended business is that of a retailer/wholesaler of herbal, green, black and white teas and tea related accessories. As of the date of this filing, we have not commenced business operations nor have we sold any product. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

There is no historical financial information about us upon which to base an evaluation of our performance. We are in the development stage of our operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to sell our products. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further, we do not expect any changes in the number of employees. We hope to profitably sell our services and products.

To date, we have experienced significant difficulties in generating revenues and raising additional capital. We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets as well general turmoil in the capital markets. We had hoped to market our services during the last twelve months. However, our ability to market our services has been negatively affected by our inability to raise significant capital and our inability to generate revenues. If we are not able to raise additional capital or generate revenues that cover our estimated operating costs, our business may ultimately fail.

As a result of our difficulties in generating revenues and raising additional capital, we also intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next six months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
GEMINI TEA CORP.
(A DEVELOPMENT STAGE COMPANY)
CALGARY, ALBERTA, CANADA

We have audited the accompanying balance sheets of Gemini Tea Corp . (the “Company”) as of February 28, 2011 and 2010 and the related statement of expenses, stockholders' equity(deficit), and cash flows for the years then ended and for the period from inception (February 2, 2010) through February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from inception through February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE BAILEY, LLP
WWW.MALONE-BAILEY.COM
HOUSTON, TEXAS

May 24, 2011

GEMINI TEA CORP.
(A Development Stage Company)
Balance Sheets

	February 28,
ASSETS	2011	2010
CURRENT ASSETS

Cash	$60,606	$400

TOTAL ASSETS	$60,606	$400

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Related Party Advances (Note 3)	$515	$515
Related Party loan payable (Note 3)	15,000	-

TOTAL LIABILITIES	15,515	515

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.0001 par value, authorized 100,000,000 shares; 4,876,100 and 4,000,000 shares issued and outstanding, respectively	488	400
Additional paid-in capital	87,602	-
Deficit accumulated during the development stage	(42,999)	(515)

Total Stockholders' Equity (Deficit)	45,091	(115)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$60,606	$400

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Expenses

	For the Years Ended February 28,		From (Inception) February 2, 2010 Through February 28,
	2011	2010	2011

OPERATING EXPENSES
General and administrative	$42,484	$515	$42,999

NET LOSS	$(42,484)	$(515)	$(42,999)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.00	n/a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,260,663	4,000,000	n/a

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from February 2, 2010, (Inception) through February 28, 2011

	Common Stock
	Shares	Amount	Paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance February 2, 2010 (inception)	-	$-	$-	$-	$-
Common stock issued for cash at $0.0001 per share	4,000,000	400		-	400
Net loss for the period ended February 28, 2010	-	-	-	(515)	(515)
Balance February 28, 2010	4,000,000	400		(515)	(115)
Common stock issued for cash at $0.10 per share	876,100	88	87,602	-	87,690
Net loss for the year ended February 28, 2011	-	-	-	(42,484)	(42,484)
Balance February 28, 2011	4,876,100	$488	$87,602	$(42,999)	$45,091

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Cash Flows

	For the Years Ended February 28,		From Inception on February 2, 2010, Through February 28,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(42,484)	$(515)	$(42,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:

Net Cash (Used in) Operating Activities	(42,484)	(515)	(42,999)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	87,690	400	88,090
Accounts payable – related party		515	515
Proceeds from related party loan	15,000		15,000
Net cash provided by Financing Activities	102,690	915	103,605

NET INCREASE (DECREASE) IN CASH	60,206	400	60,606

Cash balance, beginning of period	400

Cash balance, ending of period	$60,606	$400	$60,606

The accompanying notes are an integral part of these financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.           Organization

Gemini Tea Corp. (the “Company”) incorporated in the state of Nevada on February 2, 2010 operates as a retailer/wholesaler of herbal, green, black and white teas and tea related accessories. The Company is currently in the development stage as outlined per ASC 915-15.

b.           Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

c.              Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

d.              Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

e.              Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

f.              Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

g.              Basic Loss per Share

Net loss per share is computed in accordance with ASC 260, "Earning Per Share", by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each year presented the Company has no outstanding equity instruments therefore basic and diluted loss per share are the same.

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

Management's plans with respect to alleviating the adverse financial conditions that raise substantial doubt about the Company's ability to continue as a going concern will depend upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances.  The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3 -RELATED PARTY TRANSACTIONS

As of February 28, 2011, the Company had a note payable to an officer totaling $15,000 and advances totaling $515 for expenditures paid on behalf of the Company. Both the note and advances are unsecured, bear no interest and are due upon demand.

NOTE 4 – COMMON STOCK

In fiscal 2011, the Company sold 876,100 common shares at $0.10 per share for total cash of $87, 690.

NOTE 5- INCOME TAXES

Deferred taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets and liabilities consist of the following components as of February 28:

	2011	2010
Deferred tax assets:
NOL carryover	14,620	175
Valuation allowance	(14,620)	(175)

At February 28, 2011, the Company had net operating loss carry forwards of approximately $43,000 that may be offset against future taxable income from the year 2011 through 2031. No tax benefit has been reported in the February 28, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.  Our Registered Public Accounting Firm is Malone and Bailey, LLP, Certified Public Accountants, 10350 Richmond Avenue, Suite 800, Houston, Texas, 77042.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Wanda Canning, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Ms. Canning concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management's annual report on internal control over financial reporting

Wanda Canning, our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of February 28, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of February 28, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our officer and director will serve until his respective successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officer and director is set forth below:

Name	Age	Position
Wanda Canning	47	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director

Ms. Canning has held her offices/positions as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director of our Company since February 2, 2010, and is expected to hold her offices/positions until the next annual meeting of our stockholders.

Wanda Canning:

President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer and Director.

From 2005 to the present, Ms. Canning has been the owner/operator of Cassell Business Services, which provides comprehensive services for small corporations including matters related to incorporation, bookkeeping, accounting, personal and corporate taxes. From 2004 to 2005, Ms. Canning owned and operated CasBro, a retail store specializing in the provision of handmade candle holders and related accessories. From 1984 to 2003, Ms. Canning provided personal and corporate tax related services for and on behalf of several accounting firms. Ms. Canning is not an officer or director of any other public or private company.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  Our code of ethics is attached as an exhibit to this report.

Section 16(a) Beneficial Ownership Reporting Compliance
We believe that our officers, directors, and principal shareholders have not filed any reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Corporate Governance.

Director Independence.  We do not believe that we have any independent members of our Board of Directors as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Audit Committee and Charter

We do not have a separately designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. Our sole director is not deemed independent. Our sole director, Ms. Canning, also holds positions as an officer. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. We do not have an audit committee charter.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have not commenced operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer during the fiscal years ending February 28, 2011 and 2010.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Name and Principal Position	Year Ended February 28	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Wanda Canning, President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Employment Contracts

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

Stock Option and other Compensation Plans

There are no other stock option plans, stock appreciation rights, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended February 28, 2011, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Wanda Canning, president, chief financial officer, secretary	0	0	0	0	0	0	0	0	0

Compensation of Directors

Our directors do not receive any compensation for serving as a member of the board of directors.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Wanda Canning 13836 Parkland Blvd SE Calgary, Alberta, Canada T2J 3X4	4,000,000 shares sole director/officer	82%

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

No Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

In February 2010, we issued a total of 4,000,000 shares of restricted common stock to Wanda Canning, our president, in consideration of $400 cash.

Ms. Canning has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of February 28, 2011, Ms. Canning advanced us $15,515 for our benefit. There is no due date for the repayment of the funds advanced by Ms. Canning. The obligation to Ms. Canning does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Canning or the repayment of the funds to Ms. Canning. The entire transaction was verbal.

Our principal office is owned by Ms. Canning, our president. We do not own nor lease our office space. Ms. Canning has verbally agreed to allow us to use our office without charge until such time that we decide to obtain other office space. No debt has accrued on account of rent payments owing.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;

•	disclose in any and all filings with the Securities and Exchange Commission, where required;

•	obtain disinterested directors consent; and

•	obtain shareholder consent where required.

Director Independence

Members of our Board of Directors are not independent as that term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14.   Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$4,200	Malone Bailey, LLP, Certified Public Accountants
2010	$4,200	Malone Bailey, LLP, Certified Public Accountants

Audit-Related Fees. For the fiscal year ended February 28, 2010 and 2011, respectively we were billed a total of $0 and $0 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended February 28, 2010 and 2011, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

The following Exhibits are incorporated herein by reference from our Form S-1 Registration Statement filed with the Securities and Exchange Commission, SEC file no. 333-147365 filed on June 28, 2010. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.01	Articles of Incorporation
3.02	Certificate of Amendment to Articles of Incorporation
3.03	Bylaws

The following documents are included herein:

Exhibit No.	Document Description
14	Code of Ethics
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMINI TEA CORP.

By:	/s/ Wanda Canning
Wanda Canning
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Wanda Canning
May 24, 2011
Wanda Canning
Its:  President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer, and a director
(Principal Executive, Financial and Accounting Officer)