Form 10-Q
period 2011-05-31
Gemini Tea Corp.
filed 2011-07-15
CIK 1487202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of July 15, 2011, there were 4,876,100 shares of the issuer $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEMINI TEA CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	May 31,	February 28,
	2011	2011

ASSETS

CURRENT ASSETS

Cash	$32,932	$60,606

TOTAL ASSETS	$32,932	$60,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Related Party Advances	$-	$515
Related Party loan payable	-	15,000

TOTAL LIABILITIES	-	15,515

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, authorized 100,000,000
Shares: 4,876,100 shares issued and outstanding	488	488
as of February 28, 2011 and May 31, 2011
Additional Paid in Capital	87,602	87,602
Deficit accumulated during the development stage	(55,158)	(42,999)

Total Stockholders’ Equity	32,932	45,091

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$32,932	$60,606

The accompanying notes are an integral part of these unaudited financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Expenses
Three Months Ended May 31, 2011 and 2010 and Period from
February 2, 2010 (Inception) through May 31, 2011
 (Unaudited)

	For the	For the	From Inception
	Three Months Ended	Three Months Ended	on February 2, 2010 Through
	May 31, 2011	May 31, 2010	May 31, 2011

OPERATING EXPENSES
General and administrative	$12,159	$8,442	$55,158

NET LOSS	(12,159)	(8,442)	(55,158)

BASIC AND FULLY DILUTED
(LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	4,260,663	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Cash Flows
Three Months Ended May 31, 2011 and 2010 and Period from
February 2, 2010 (Inception) through May 31, 2011
 (Unaudited)

	For the	For the	From Inception
	Three Months Ended	Three Months Ended	on February 2, 2010 Through
	May 31, 2011	May 31, 2010	May 31, 2011

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(12,159)	$(8,442)	$(55,158)
Adjustments to reconcile net loss to net
cash used in operating activities:	-	-	-
Changes in operating assets and liabilities
Net Cash (Used in) Operating Activities	(12,159)	(8,442)	(55,158)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	-	-	88,090
Accounts payable – related party	(515)	-	-
Proceeds from (repayments to) related party	(15,000)	15,000	-

Net Cash Provided by Financing Activities	(15,515)	15,000	88,090

NET INCREASE (DECREASE) IN CASH	(27,674)	6,558	32,932

Cash balance, beginning of period	60,606	400	-

Cash balance, ending of period	$32,932	$6,958	$32,932

The accompanying notes are an integral part of these unaudited financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
 Notes to the Financial Statements
May 31, 2011 and February 28, 2011
(Unaudited)

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Gemini Tea Corp. (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the three months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended May 31, 2011, the company paid $15,515 against advances and note payable to the officer. The note and advances were unsecured, bear no interest and were due on demand. Gemini Tea Corp. also uses the home of Wanda Canning as an office on a rent free basis.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended February 28, 2011, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended May 31, 2011.

Overview. The Company was incorporated in the State of Nevada on February 2, 2010. The Company remains in the development stage of its business of operating as a retailer/wholesaler of herbal, green, black and white teas and tea related accessories. The Company owns a website through which it intends to promote its products.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to generate sufficient revenue through operations and/or raise additional funds.

There is no guarantee that the Company will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that the Company will attain profitability.

For the three months ended May 31, 2011, as compared to the three months ended May 31, 2010.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations. Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the three months ended May 31, 2011 our total operating expenses was $12,159, as compared to total operating expenses of $8,442 for the three months ended May 31, 2010. Our total operating expenses consist primarily of administrative expenses and accounting expenses related to being a public company. We expect that we will continue to incur significant administrative, legal and accounting expenses related to being a public company.

Net Loss. For the three months ended May 31, 2011, our net loss was $12,159, as compared to the three months ended May 31, 2010, in which our net loss was $8,442. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $32,932 as of May 31, 2011, which equals our total assets of $32,932 as of that date. We hope to obtain significant revenues from future sales of our products. We are also seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.

As of May 31, 2011, our total liabilities were $-0-.

At inception, we sold 4,000,000 shares of common stock to our officers and director for $400 in cash. In 2010 and 2011, we sold an additional 876,100 shares of common stock through our public offering for proceeds of $87,690. We have used the proceeds from the cash raised in that offering to pay the legal and accounting costs of being a public company. We had hoped to use some of the proceeds to begin marketing and promoting our services but we have been unable to conduct marketing activities.

During 2011, we expect that the administrative, legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in administrative, legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In the opinion of management, available funds will not satisfy our working capital requirements to operate at our intended level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital. We cannot guarantee that we will be able to raise additional funds. Moreover, in the event that we are able to raise additional funds, we cannot guarantee that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officer, director and/or principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, however, we cannot guarantee that they will do so.

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

In order to commence sales of our products, we will need to accomplish the following milestones:

1.           Commence development of our website. We expect to complete development of our website within 90 days. The costs would be paid to the website production company that undertakes the work on our behalf. Website development, maintenance and upgrade is an ongoing matter that will continue during the life of our operations.

2.           Finalize our marketing plans. We expect that our marketing literature will focus on the benefits to be obtained from using our products. In order of priority, our marketing efforts will be directed toward the following activities: development and distribution of marketing literature; promotion of our website including arranging for website listings and industry analyst relations. We expect that any costs incurred will be directly attributed to the following:

•	establishing and maintaining operations with industry analysts would be related to travel and communication;

•           advertising, which will include direct mail and email promotion; and

•           attendance and participation at industry events.

We will need to raise additional funds to pay the cost of implementing our marketing plans. The amount of funds allocated for marketing activity is limited by the amount of funds raised in our offering. Less funds available for marketing activity could negatively affect our ability to attract customers and, consequently, our ability to generate revenue would be negatively affected. Marketing is an ongoing matter that will continue during the life of our operations.

3.           Acquire equipment needed to begin operations. We do not intend to hire employees at this time. Our officer and director will handle our administrative duties.

If we are unable to attract customers to purchase our products, then we may have to suspend or cease operations. We intend to offer for sale teas and tea related accessories to retail and wholesale customers. As of the date of this filing, we have not secured any customers. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

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

We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further, we do not expect any changes in the number of employees. We hope to profitably sell our products.

To date, we have experienced significant difficulties in generating revenues and raising additional capital. We believe our inability to raise significant additional capital through debt or equity financings is due to various factors. We had hoped to market our services during the last three months. However, our ability to market our services has been negatively affected by our inability to raise significant capital and our inability to generate revenues. If we are not able to raise additional capital or generate revenues that cover our estimated operating costs, our business may ultimately fail.

As a result of our difficulties in generating revenues and raising additional capital, we also intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next two to four months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at May 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of May 31, 2011, the date of this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective.

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

Gemini Tea Corp., a Nevada corporation

July 15, 2011	By:	/s/ Wanda Canning
	Its:	Wanda Canning President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)