Form 10-Q
period 2011-08-31
Gemini Tea Corp.
filed 2011-10-14
CIK 1487202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of October 14, 2011, there were 4,876,100 shares of the issuer $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEMINI TEA CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	August 31,	February 28,
	2011	2011

ASSETS

CURRENT ASSETS

Cash	$17,917	$60,606

TOTAL ASSETS	$17,917	$60,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Related Party Advances	$-	$515
Related Party loan payable	-	15,000

TOTAL LIABILITIES	-	15,515

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, authorized 100,000,000
shares: 4,876,100 shares issued and outstanding as of	488	488
February 28, 2011 and August 31, 2011
Additional Paid in Capital	87,602	87,602
Deficit accumulated during the development stage	(70,173)	(42,999)

Total Stockholders’ Equity	17,917	45,091

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,917	$60,606

The accompanying notes are an integral part of these unaudited financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Expenses
Three and Six Months Ended August 31, 2011 and 2010 and Period from
February 2, 2010 (Inception) through August 31, 2011
 (Unaudited)

					From Inception on February 2,
	For the Three Months Ended August 31,		For the Six Months Ended August 31,		2010 Through August 31,
	2011	2010	2011	2010	2011

OPERATING EXPENSES
General and administrative	$15,015	$1,840	$27,174	$10,282	$70,173

NET LOSS	(15,015)	(1,840)	(27,174)	(10,282)	(70,173)

BASIC AND FULLY DILUTED
(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	4,260,663	4,000,000	4,260,663	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Cash Flows
Six Months Ended August 31, 2011 and 2010 and Period from
February 2, 2010 (Inception) through August 31, 2011
 (Unaudited)

			From Inception on
	For the Six Months Ended	For the Six Months Ended	February 2, 2010 Through
	Aug 31, 2011	Aug 31, 2010	Aug 31, 2011

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(27,174)	$(10,282)	$(70,173)
Adjustments to reconcile net loss to net
cash used in operating activities:	-	-	-
Changes in operating assets and liabilities
Net Cash (Used in) Operating Activities	(27,174)	(10,282)	(70,173)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock		-	88.090
Accounts payable – related party	(515)	-	-
Proceeds from related party loan	(15,000)	15,000

Net Cash Provided by Financing Activities	(15,515)	15,000	88,090

NET INCREASE (DECREASE) IN CASH	(42,689)	4,718	17,917

Cash balance, beginning of period	60,606	400	-

Cash balance, ending of period	$17,917	$5,118	$17,917

The accompanying notes are an integral part of these unaudited financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
 Notes to the Financial Statements
August 31, 2011 and February 28, 2011
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Gemini Tea Corp. (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the three and six months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

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

NOTE 3 -   RELATED PARTY TRANSACTIONS

During the quarter ended August 31, 2011, the company paid $15,515 against advances and note payable to the officer. The note and advances were unsecured, bear no interest and were due on demand. Gemini Tea Corp. also uses the home of Wanda Canning as an office on a rent free basis.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended February 28, 2011, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended August 31, 2011.

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

For the three and six months ended August 31, 2011, as compared to the three and six months ended August 31, 2010.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations. Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the six months ended August 31, 2011 our total operating expenses were $27,174, as compared to total operating expenses of $10,282 for the six months ended August 31, 2010. For the three months ended August 31, 2011 our total operating expenses were $15,015 as compared total operating expenses of $1,840 for the three months ended August 31, 2010. Our total operating expenses consist primarily of administrative expenses and accounting expenses related to being a public company. We expect that we will continue to incur significant administrative, legal and accounting expenses related to being a public company.

Net Loss. For the six months ended August 31, 2011, our net loss was $27,174, as compared to the six months ended August 31, 2010, in which our net loss was $10,282. For the three months ended August 31, 2011, our net loss was $15,015, as compared to the three months ended August 31, 2010, in which our net loss was $1,840. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $17,917 as of August 31, 2011, which equals our total assets of $17,917 as of that date. We hope to obtain significant revenues from future sales of our products. We are also seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.

As of August 31, 2011, our total liabilities were $-0-.

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

In order to commence sales of our products, we will need to accomplish the following milestones:

1.           Commence development of our website. We will need to raise additional funds to pay the cost of developing our website. The costs would be paid to the website production company that undertakes the work on our behalf. Website development, maintenance and upgrade is an ongoing matter that will continue during the life of our operations.

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

As a result of our difficulties in generating revenues and raising additional capital, we also intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next three months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at August 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of August 31, 2011, the date of this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective.

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

Gemini Tea Corp., a Nevada corporation

October 14, 2011	By:	/s/ Wanda Canning
	Its:	Wanda Canning President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)