Form 10-Q
period 2011-11-30
Gemini Tea Corp.
filed 2012-01-06
CIK 1487202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of January 6, 2012, there were 4,876,100 shares of the issuer $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEMINI TEA CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	November 30,	February 28,
	2011	2011
CURRENT ASSETS

Cash	$14,852	$60,606

TOTAL ASSETS	$14,852	$60,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$225	-
Related Party Advances	$-	$515
Related Party loan payable	-	15,000

TOTAL LIABILITIES	225	15,515

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, authorized 100,000,000
shares: 4,876,100 shares issued and outstanding as of	488	488
February 28, 2011 and November 30, 2011
Additional Paid in Capital	87,602	87,602
Deficit accumulated during the development stage	(73,463)	(42,999)

Total Stockholders’ Equity	14,627	45,091

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	14,852	60,606

The accompanying notes are an integral part of these unaudited financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Expenses
Three and Nine Months Ended November 30, 2011 and 2010 and Period from
February 2, 2010 (Inception) through November 30, 2011
 (Unaudited)

					From Inception on February 2
	For the Three Months Ended November 30		For the Nine Months Ended November 30		Through November 30
	2011	2010	2011	2010	2011

OPERATING EXPENSES
General and administrative	$3,290	$27,453	$30,464	$37,735	$73,463

NET LOSS	(3,290)	(27,453)	(30,464)	(37,735)	(73,463)

BASIC AND FULLY DILUTED
(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)	N/A

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	4,260,663	4,200,933	4,260,663	4,066,491	N/A

The accompanying notes are an integral part of these unaudited financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
Statement of Cash Flows
Nine Months Ended November 30, 2011 and 2010 and Period from
February 2, 2010 (Inception) through November 30, 2011
 (Unaudited)

			From Inception
	For the Nine Months	For the Nine Months	on February 22010 Through
	Ended Nov 30, 2011	Ended Nov 30, 2010	November 30, 2011

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(30,464)	$(37,735)	$(73,463)
Adjustments to reconcile net loss to net
cash used in operating activities:	-	-	-
Changes in operating assets and liabilities
Accounts payable	225	-	225
Net Cash (Used in) Operating Activities	(30,239)	(37,735)	(73,238)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	-	52,652	88,090
Accounts payable – related party	(515)	-	-
Proceeds from related party loan	(15,000)	15,000	-

Net Cash Provided by Financing Activities	(15,515)	67,652	88,090

NET INCREASE (DECREASE) IN CASH	(45,754)	29,917	14,852

Cash balance, beginning of period	60,606	400	-

Cash balance, ending of period	$14,852	$30,317	$14,852

The accompanying notes are an integral part of these unaudited financial statements.

GEMINI TEA CORP.
(A Development Stage Company)
 Notes to the Financial Statements
November 30, 2011 and February 28, 2011
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Gemini Tea Corp. (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the three and nine months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

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

NOTE 3 -   RELATED PARTY TRANSACTIONS

During the nine months ended November 30, 2011, the company paid $15,515 against advances and note payable to the officer. The note and advances were unsecured, bear no interest and were due on demand. Gemini Tea Corp. also uses the home of Wanda Canning as an office on a rent free basis.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended February 28, 2011, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes` to the financial statements included in our Quarterly Report on Form 10-Q for the period ended November 30, 2011.

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

For the three and nine months ended November 30, 2011, as compared to the three and nine months ended November 30, 2010.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations. Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the nine months ended November 30, 2011 our total operating expenses were $30,464, as compared to total operating expenses of $37,735 for the nine months ended November 30, 2010. For the three months ended November 30, 2011 our total operating expenses were $3,290 as compared total operating expenses of $27,453 for the three months ended November 30, 2010. Our total operating expenses consist primarily of administrative expenses and accounting expenses related to being a public company. We expect that we will continue to incur significant administrative, legal and accounting expenses related to being a public company.

Net Loss. For the nine months ended November 30, 2011, our net loss was $30,464, as compared to the nine months ended November 30, 2010, in which our net loss was $37,735. For the three months ended November 30, 2011, our net loss was $3,290, as compared to the three months ended November 30, 2010, in which our net loss was $37,735. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $14,852 as of November 30, 2011, which equals our total assets of $14,852 as of that date. We hope to obtain significant revenues from future sales of our products. We are also seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.

As of November 30, 2011, our total liabilities were $225 consisting of accounts payable.

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

In order to commence sales of our products, we will need to accomplish the following milestones:

1.           Commence development of our website. We will need to raise additional funds to pay the cost of developing our website. The costs would be paid to the website production company that undertakes the work on our behalf. Website development, maintenance and upgrade is an ongoing matter that will continue during the life of our operations

2.           Finalize our marketing plans. We expect that our marketing literature will focus on the benefits to be obtained from using our products. In order of priority, our marketing efforts will be directed toward the following activities: development and distribution of marketing literature; promotion of our website including arranging for website listings and industry analyst relations. We expect that any costs incurred will be directly attributed to the following:

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

As a result of our difficulties in generating revenues and raising additional capital, we also intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next three months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guarantee that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at November 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of November 30, 2011, the date of this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective.

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

Gemini Tea Corp., a Nevada corporation

January 6, 2012	By:	/s/ Wanda Canning
	Its:	Wanda Canning President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)